Form 10-K/A
period 2001-12-31
STRUCTURED SECURITIES ASSET CORP MORT PAS THR CERT SER 01 4A
filed 2002-09-05
CIK 1137389

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A

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


200 Vesey Street
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

AMENDMENT NUMBER 1 OF 1

Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 2001-4A
--------------------------------------------------------


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


                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  September 5, 2002             By: /s/ Mark McDermott
                                     ----------------------------------
                                        Mark McDermott
                                        Assistant Vice President

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Annual Statement of Compliance
 99.2       Annual Independent Public Accountant's Servicing Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance



Aurora Loan Services Inc.
Corporate Headquarters
2530 S. Parker Rd., Suite 601
Aurora, CO  80014

VIA UPS


August 28, 2002

Nadezhka Thomas
Institutional Trust Services
JPMorgan Chase Bank
fka The Chase Manhattan Bank
450 West 33rd Street, 14th Floor
New York, NY  10001-2697

RE:  SASCO Series 2001-4A
     Annual Officer's Certificate as to Compliance

Dear Institutional Trust Services:

     The undersigned Officer certifies the following for the period ending December 31, 2001:

     1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

     2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     3.To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

     4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

     5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement.

Certified by:

/s/ R. Peter Karr
----------------------------
R. Peter Karr
Vice President
Master Servicing Division

EXHIBIT 99.2 - Annual Independent Public Accountant's Servicing Report


Ernest & Young LLP
Suite 3300
370 17th Street
Denver, CO  80202-5663

Report of Independent Auditors

Board of Directors
Aurora Loan Services Inc.

     We have audited the accompanying statements of financial condition of Aurora Loan Services Inc. (the "Company") as of November 30, 2001 and 2000, and the related statements of operations, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position a November 30, 2001 and 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The Schedule of GNMA Adjusted Net Worth and GNMA Required Net Worth, Schedule of GNMA Required Fidelity Bond and Errors and Omissions Coverage and Computation of Adjusted Net Worth for Recertification of Nonsupervised Mortgages other than Loan Correspondents as of November 30, 2001 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have issued a report dated December 28, 2001 on our consideration of the Company's internal control over financial reporting and our tests of its compliance with certain laws and regulations. That report is an integral part of an audit performed in accordance with Government Standards and should be read in conjunction with this report when considering the results of our audits.

Ernest & Young LLP

December 28, 2001